Form 10QSB
period 1996-03-31
AMERICAS GAMING INTERNATIONAL INC
filed 1996-06-03
CIK 818475

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________.

                       Commission File Number: 33-15540-B

                       AMERICAS GAMING INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


         DELAWARE                                        06-1189563
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


690 South Rock Boulevard, Reno, Nevada                     89502
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's telephone number, including area code: 702-856-4005


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

March 28, 1996.

           Class                                  No. of Shares Outstanding

Common Stock, Par Value $.001                             6,961,559


Transitional Small Business Disclosure Format (Check One):

                               [ ] Yes  [X] No

                                      INDEX

              AMERICAS GAMING INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

              Balance Sheet - March 31, 1996 (Unaudited)
              and December 31, 1995..................................... 3

              Income Statement - March 31, 1996 (Unaudited)
              and December 31, 1995..................................... 5

              Statement of Shareholders Equity.......................... 6

              Statement of Cash Flows - Three Months
              Ended March 31, 1996 and March 31, 1995
              (Unaudited)............................................... 7

              Notes to Financial Statements............................. 9

     ITEM 2.  Plan of Operations........................................12

PART II. OTHER INFORMATION

     ITEM 5.  Other Information.........................................16

     ITEM 6.  Exhibits and Reports on Form 8-K..........................16

SIGNATURES .............................................................17

                       AMERICAS GAMING INTERNATIONAL, INC.
                                  BALANCE SHEET

                                                    ASSETS
                                      ---------------------------------
                                        March 31,          December 31,
                                          1996                 1995
                                       (Unaudited)
                                      ------------         ------------
CURRENT ASSETS:

  CASH AND CASH EQUIVALENTS            $   24,644          $  308,036
  ACCOUNTS RECEIVABLE                      20,053                --
  DUE FROM SUPPLIER                          --               540,000
  INVENTORY                               119,252             108,435
  PREPAID EXPENSES                         31,104              19,900
  DEBT ISSUE COSTS                           --               126,562
  GAMING LICENSE AGREEMENT;
    CURRENT PORTION                        85,200              85,200
                                       ----------          ----------

      TOTAL CURRENT ASSETS                280,253           1,188,133

  DEFERRED UNDERWRITING COSTS             165,237              60,152
  DEFERRED FUTURE PROJECT COSTS            69,429                --
  PROPERTY AND EQUIPMENT                2,469,709             722,791
  GAMING LICENSE AGREEMENT              2,257,508           2,278,808
  INVESTMENT IN SAGI                       45,000                --
                                       ----------          ----------

      TOTAL ASSETS                     $5,287,136          $4,249,884
                                       ==========          ==========

                                                  LIABILITIES AND
                                                STOCKHOLDERS' EQUITY
                                         -------------------------------
CURRENT LIABILITIES:

  ACCOUNTS PAYABLE                       $   170,697         $   104,800
  ACCRUED INTEREST                            59,730              17,098
  ACCRUED LIABILITIES                         18,642                --
  NOTES PAYABLE AND ACCRUED
    INTEREST; RELATED PARTY                    7,225             807,225
  NOTES PAYABLE-CURRENT PORTION              549,990                --
  STOCK SUBSCRIPTION PAYABLE                    --               168,750
                                         -----------         -----------

    TOTAL CURRENT LIABILITIES                806,284           1,097,873
                                         -----------         -----------

  NOTES PAYABLE                            2,349,990           2,000,000
                                         -----------         -----------
  STOCKHOLDERS' EQUITY:

    COMMON STOCK $.001 PAR
    VALUE: 25,000,000 SHARES
    AUTHORIZED; 6,961,559, AND
    5,375,000 SHARES ISSUED
    AND OUTSTANDING AT
    MARCH 31, 1996 AND
    DECEMBER 31, 1995                          6,962               5,375

    PREFERRED STOCK: 5,000,000
    SHARES AUTHORIZED BUT
    UNISSUED AT MARCH 31, 1996                  --                  --

ADDITIONAL PAID IN CAPITAL                 3,732,276           2,110,678

ACCUMULATED DEFICIT                       (1,608,376)           (964,042)
                                         -----------         -----------

                                           2,130,862           1,152,011
                                         -----------         -----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS EQUITY                  $ 5,287,136         $ 4,249,884
                                         ===========         ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       AMERICAS GAMING INTERNATIONAL, INC.
                                INCOME STATEMENT

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                     ----------------------------------
                                        1996                   1995
                                     -----------            -----------
                                     (Unaudited)
REVENUES:

  GAMING REVENUE                     $    51,739            $      --
                                     -----------            -----------

                                          51,739                   --
                                     -----------            -----------

OPERATING EXPENSES                        55,732                   --

GENERAL AND ADMINISTRATIVE
  EXPENSES                               552,650                  7,751
                                     -----------            -----------
                                         608,382                  7,751
                                     -----------            -----------
      OPERATING INCOME (LOSS)          (556,643)                (7,751)

OTHER INCOME AND EXPENSES:

  INTEREST AND DIVIDEND INCOME             --                       69

  INTEREST EXPENSE                      (87,692)                  --

  (LOSS) ON INVESTMENT IN
    MARKETABLE EQUITY SECURITIES            --                    1,025
                                     -----------            -----------

                                     $   (87,692)           $    (1,094)
                                     ===========            ===========

      NET LOSS                       $  (644,335)           $    (6,657)
                                     ===========            ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              5,985,364              1,858,833
                                     -----------            -----------
NET INCOME (LOSS)
PER COMMON SHARE                     $     (0.11)           $      --
                                     ===========            ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       AMERICAS GAMING INTERNATIONAL, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                  FROM DECEMBER 31, 1992 THROUGH MARCH 31, 1996

                                       COMMON STOCK
                                      .001 PAR VALUE            ADDITIONAL
                                 --------------------------      PAID-IN        ACCUMULATED
                                    SHARES          AMOUNT       CAPITAL          DEFICIT         TOTAL
                                 ----------       ---------    ----------      -----------     -----------
BALANCE-DECEMBER 31, 1992*        1,807,500       $   1,808    $  693,138      $  (155,932)    $   539,014
   NET LOSS FOR PERIOD                                                            (467,527)       (467,527)
                                 ----------       ---------    ----------      -----------     -----------

BALANCE-DECEMBER 31, 1993*        1,807,500           1,808       693,138         (623,459)         71,487
   NET LOSS FOR PERIOD                                                             (55,409)        (55,409)
                                 ----------       ---------    ----------      -----------     -----------

BALANCE-DECEMBER 31, 1994*        1,807,500           1,808       693,138         (678,868)         16,078
   SHARES SOLD                      192,500             192        49,807             --            49,999
   SHARES ISSUED FOR GAMING
     LICENSE AGREEMENTS           3,375,000           3,375     1,367,733             --         1,371,108
   NET LOSS FOR PERIOD                                                            (285,174)       (285,174)
                                 ----------       ---------    ----------      -----------     -----------

BALANCE-DECEMBER 31, 1995         5,375,000           5,375     2,110,678         (964,042)      1,152,011
  SHARES ISSUED FOR BRIDGE LOAN     400,000             400       168,350             --           168,750
  SHARES ISSUED ADDITIONAL
    BRIDGE LOAN                     215,000             215       134,160             --           134,375
  SHARES ISSUED FOR CONVERSION
    OF DEBT TO EQUITY               971,559             972     1,319,088             --         1,320,060
  NET LOSS FOR PERIOD                                                             (644,334)       (644,334)
                                 ----------       ---------    ----------      -----------     -----------

BALANCE MARCH 31,1996             6,961,559       $   6,962    $3,732,276      $(1,608,376)    $ 2,130,862
(Unaudited)                       ==========      =========    ==========      ===========     ===========

- ----------------
* RESTATED FOR CHANGE IN PAR VALUE IN MARCH 1995

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       AMERICAS GAMING INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 and 1996
                                   (UNAUDITED)

                                              1996              1995
                                           ----------        ---------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
  Net income (loss)                         $(644,335)       $ (6,657)
                                            ---------        --------
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:

    Amortization & Depreciation               186,037            --

    Non-cash expense incurred
    associated with issuance of
    stock                                     134,375            --

    Loss on sale of
    marketable securities                        --            15,489

Provision for loss on market decline
of securities                                    --           (16,514)

Proceeds from sale of securities                 --            11,905

(Increase) decrease in assets:

  Inventory                                   (10,817)           --
  Due from supplier                           540,000            --
  Prepaid expenses                            (11,203)           --
  Deferred underwriting costs                (105,085)           --
  Accounts receivable                         (20,052)           --

Increase (decrease) in liabilities:

  Accounts payable                             65,896            --
  Accrued interest                             87,692            --
  Accrued liabilities                          18,641            --
                                            ---------        --------

      Total adjustments                       885,484          10,880
                                            ---------        --------
Net cash provided by (used in)
operating activities                          241,149           4,223
                                            ---------        --------

Cash flows from investing activities:        1996                 1995
                                           --------              -------
  Acquisition of equipment                 (1,785,093)              --
  Investment in partnership                   (45,000)              --
  Investment in future projects                69,428)              --
                                          -----------            -------

     Net cash used in investing
     activities                            (1,899,521)              --
                                          -----------            -------
Cash flows from financing activities:

  Net proceeds from sale of stock                --               49,999
  Net proceeds from issuing short
    term debt                               1,075,000               --
  Principle payments on debt                 (800,000)              --
  Financing of equipment purchased          1,099,980               --
                                          -----------            -------
Net cash provided by (used in)
financing activities                        1,374,980             49,999
                                          -----------            -------
Net increase (decrease) in cash and
cash equivalents                             (283,392)            54,222

Cash and cash equivalents beginning
of period                                     308,036              3,323
                                          -----------            -------
Cash and cash equivalents end of
period                                    $    24,644            $57,545
                                          ===========            =======

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       AMERICAS GAMING INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

NOTE A:  The Company and Basis of Presentation

         Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Earnings (Loss) Per Common Share - Earnings (Loss) per common share is based on the weighted average number of common shares outstanding during the period. Common stock equivalents, consisting of shares issuable upon exercise of outstanding Stock Purchase Warrants have not been included in the computation of loss per share because their effect would be antidilutive.

         Inventory - Inventory consists of Gaming tokens to be used in Gaming machines. Tokens have been valued at the lower of cost (first-in, first-out) or market.

         Property and Equipment - Property and equipment are stated at cost. Ordinary maintenance and repairs are charged to expenses as incurred. Costs that materially increase the life or value of existing assets are capitalized. Assets that have been placed in service and produce revenue are depreciated over their estimated useful lives or amortized over lease terms using the straight line method.

         Deferred Underwriting Costs - The Company has identified and deferred specific incremental costs directly attributable to a proposed offering of common stock under the Securities Act of 1993. These costs are expected to be charged against the gross proceeds of the offering.

         Debt Issue Costs - Debt issue costs consist of the (discounted) fair value of 400,000 shares of the Company's (restricted) common stock which were issued to a consortium of lenders in connection with the bridge financing which the Company entered into on November 30, 1995. The costs are being amortized over a four month period ending on the maturity date of the notes, March 31, 1996. During the first quarter of 1996 the Company amortized the remaining costs in the amount of $126,562. The Company also issued an additional 215,000 shares of stock (restricted) to a consortium of lenders in connection with additional bridge financing resulting in an additional $134,375 in costs for a total expense in the quarter of $260,937.

                       AMERICAS GAMING INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

         Gaming License Agreements - The cost of obtaining (a) the Casino-Hotel License Agreement, and (b) the thirty year Costa Rican Gaming License are being amortized on a straight line basis over 27-3/4 years (Remainder of Gaming License Term).

         Income Taxes - Income Taxes, if any, are determined under the Liability Method as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

         Foreign Currency Transaction - The assets acquired by the Company in Costa Rica are translated into U.S. Dollars at current exchange rates and expenses are translated at average rates of exchange prevailing during the period.

NOTE B:  Notes Payable

         On November 28, 1995 the Company borrowed $2,000,000 at 12.68% annual interest (Bridge Financing) from various Lenders. The loan is evidenced by Promissory Notes and secured by all of the Company's assets. The notes matured on March 31, 1996. Interest expense relating to the bridge financing notes amounted to $17,098 in 1995 and $87,692 in the first quarter of 1996. During January, 1996 the Company borrowed an additional $1,075,000 at 12.68% annual interest (Bridge Financing) from various Lenders. As of March 29, 1996, $1,275,000 of this combined debt, plus accrued interest, was converted to equity. The offer remains open for the remaining debt to convert to equity pending formal legal procedure. Accordingly, the notes payable are classified as noncurrent liabilities in the accompanying balance sheet.

         During March, 1996 the Company entered into an agreement to purchase slot machines with the manufacturer agreeing to finance a portion of the purchase price in the amount of $1,099,980. The terms of the agreement called for 24 equal payments of $45,832.50 plus interest at the rate of 1.25% per month.

NOTE C:  Private Offering

         On February 29, 1996, the Company commenced an offering, through private placement, of a minimum of 500,000 and a maximum of 1,000,000 shares of 10% Cumulative Convertible Preferred Stock. Annual cumulative dividends of $1 per share are payable quarterly commencing July 1, 1996. The offering price is $10 per share. Each share of preferred stock is convertible at any time at the option of the holder into 3 shares of common stock.

ITEM 2.  PLAN OF OPERATIONS

OPERATING PLAN

         The Company was originally incorporated in 1986, and reincorporated in Delaware in 1993. The Company changed its name to Americas Gaming International, Inc. on November 22, 1995 in connection with a merger with BWC Holding, Inc.(the "Merger"). As a result of the Merger, the Company obtained its existing business operations. Prior to the Merger, the Company had been inactive for several years, and had no revenues from operations during 1995 or 1994. Following the Merger, the Company has been implementing its gaming operations in Costa Rica and Peru, and exploring relationships and operating potential in other emerging gaming markets. The Company's recent and present activities include raising capital, acquiring operating assets, recruiting and training personnel and exploring and developing markets. The Company's business is in an early stage of operation and has generated insignificant revenues since the Merger. The Company's Costa Rican gaming operations generated revenues of only $51,739 for the quarter ended March 31, 1996. The revenues were less than expected due to the government's shutdown of a large casino that the Company was servicing and delays in government approvals for other casinos. The Company has entered into an agreement to install gaming machines in a casino in Lima, Peru, and expects to install approximately 200 machines in Lima during the second quarter of 1996 and more during the remainder of the year, although there can be no assurances in this regard. The Company has incurred operating losses from its recent activities, and believes it will be several more months before revenues from operations are able to fund its operating costs.

         During 1996, the Company intends to (1) expand its operations in Costa Rica by installing additional machines and, if possible, obtaining agreements to perform route operations for additional casinos, (2) implement route operations in Lima, Peru, (3) build relationships and infrastructure in South Africa and Mexico in anticipation of adoption of new gaming statutes in those jurisdictions, (4) hire, train and implement a service force to conduct its route operations in various locales, (5) develop a sales and marketing force to promote the Company's business, (6) explore opportunities in additional emerging gaming markets, (7) raise funds through debt and equity offerings and, if available, borrowings, to finance its activities, and (8) attempt to attract additional experienced management personnel to implement its business plan. Implementation of the Company's business plan will require substantial capital. Expansion of the Company's operations into other locales may substantially increase the Company's capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

         Results of Operations for the Quarter Ended March 31, 1996. At March 31, 1996 the Company had cash and cash equivalents of approximately $24,644. The Company's principal source of funds have been approximately $3,575,000 of loan proceeds from private placements of debt instruments in December 1995, January 1996 and April 1996. See "--Bridge Financing" below. The Company is presently conducting a private placement of shares of Preferred Stock, as described below. For the year ended December 31, 1995, the Company did not generate any revenues from operations. For the quarter ended March 31, 1996, the Company generated gaming revenues of $51,739. For the quarter, the Company incurred operating expenses of $55,732 and general and administrative expenses of $552,650. As a result, the Company incurred a net loss of $644,335 (or $0.11 per share) for the quarter. The loss was incurred in connection with the start-up of the Company's gaming operations, including debt issue costs to fund substantial equipment purchases. The Company expects to incur significant increases in salaries as it hires additional employees, including management members. In addition, the Company expects to continue to incur significant capital expenditures relating to the acquisition and implementation of gaming equipment, leasing of additional operation facilities and other start-up expenditures.

         Bridge Financing. In December 1995, January 1996 and April 1996, in order to obtain capital to acquire the gaming equipment required to fulfill its routing obligations, the Company completed three rounds of bridge financing (the "Bridge Financing"). On November 28, 1995, the Company entered into a loan agreement with Quest Capital Corporation, a British Columbia corporation ("Quest") and certain other lenders (collectively, the "Lenders") pursuant to which the Lenders loaned the Company $2,000,000. In exchange for the loan, the Company issued promissory notes in an aggregate amount of $2,000,000 to the Lenders (the "Bridge Notes"). The Bridge Notes accrue interest at the rate of 1% per month, compounded monthly, and matured on March 29, 1996. Repayment of the Bridge Notes was secured by a lien on certain of the Company's gaming devices installed in Costa Rican casinos. In addition to the Bridge Notes, the Company issued the Lenders 400,000 shares of Common Stock, and warrants to purchase an additional 200,000 shares of Common Stock at a purchase price of $2.00 per share (subject to adjustment in certain events). In connection with the loan, the Company granted the Lenders other than Quest the right to convert their Bridge Notes into shares of the Company's Common Stock at a conversion price of $1.25 per share. In March 1996, all of these Lenders agreed to exercise such conversion rights. In January 1996, the Company offered Quest the right to convert its Bridge Note into shares of Common Stock at a conversion price of $2.00 per share. In April, 1996, Quest evidenced its intent to exercise such right and receive shares of Common Stock in exchange for its $1,000,000 Bridge Note. As a result of these debt conversions, the

Company eliminated its repayment obligations for the Bridge Notes, but further diluted the interest of existing stockholders, including management.

         On January 11, 1996, the Company entered into a similar loan agreement with certain lenders (collectively, the "Other Lenders") pursuant to which the Company borrowed an additional $1,075,000. The Other Lenders received notes identical to the Bridge Financing that were due on March 29, 1996. Repayment of these notes were secured by a pledge of 1.5 million shares of the Company's Common Stock held by Bill R. Williams and Michael W. DeLeon, the Company's President and Vice President of Operations, respectively. In addition, the other Lenders received an aggregate of 215,000 shares of Common Stock and warrants to purchase an additional 107,500 Shares of Common Stock at a purchase price of $2.00 per Share. The Company also offered the Other Lenders the right to convert their notes into shares of Common Stock at a conversion price of $2.00 per share. In March 1996, certain of the Other Lenders exercised such right. The remaining Other Lenders verbally agreed to convert their notes into Common Stock, but have not yet returned their paperwork.

         On April 17, 1996, the Company entered into a loan agreement with Benitz and Partners Limited ("Benitz") pursuant to which Benitz loaned the Company $500,000. In exchange for the loan, the Company issued to Benitz a promissory note in the amount of $500,000, 25,000 shares of Common Stock and a warrant to purchase an additional 25,000 shares of Common Stock at an exercise price of $4.25 per share (subject to adjustment in certain events). The promissory note accrues interest at the rate of 1% per month, compounded monthly, and matures on August 30, 1996 or earlier upon completion of a debt or equity financing. In addition, because the promissory note was not repaid by May 10, 1995, the loan agreement required the Company to, and the Company did, issue an additional 25,000 shares of Common Stock and another warrant to purchase 25,000 shares of Common Stock at an exercise price of $4.25 per share.

         The Company has used substantially all of the foregoing Bridge Financing proceeds to acquire revenue equipment and to fund operating and general and administrative expenses.

         Preferred Stock Offering. In March 1996, the Company commenced a private placement of shares of 10% Cumulative Convertible Preferred Stock the "Preferred Stock". The Preferred Stock is being offered to accredited investors only, and is being marketed in certain domestic states and in foreign jurisdictions. A minimum of $5,000,000 and a maximum of $10,000,000 Preferred Stock will be sold. Each share of Preferred Stock costs $10.00 per share. Annual cumulative dividends of $1.00 per share are to be paid quarterly in arrears commencing July 1, 1996. Proceeds from the offering sufficient to pay dividends on the Preferred Stock for four quarters following the issuance of the shares will be placed in an escrow with a financial institution.

         Each share of Preferred Stock will be convertible at any time at the option of the holder into three shares of Common Stock at a conversion price of $3.33 per share, subject to adjustment. Commencing twelve (12) months from the closing of the offering, if the closing sales price for the Common Stock equals or exceeds 300% of the conversion price for ten consecutive trading days, the shares of Preferred Stock will automatically covert to Common Stock. The shares of Preferred Stock will not be entitled to vote with the Common Stock on matters subject to stockholder approval, but will be entitled to vote on matters that are subject only to a vote by the shares of Preferred Stock voting as a class. The shares of Preferred Stock will not be redeemable for twelve (12) months; thereafter they may be redeemed for cash at the option of the Company for $10.00 per share plus accrued and unpaid dividends as of the redemption date. Holders of shares of Preferred Stock are entitled to piggyback registration rights for the underlying shares of Common Stock into which the Preferred Stock is convertible. The Preferred Stock has a liquidation preference over the Common Stock equal to $10.00 plus accrued and unpaid dividends.

         All subscription funds received from investors for purchasers of Preferred Stock will be held in escrow until the minimum offering amount of $5,000,000 is achieved, at which time all funds will be paid to the Company.

         Capital Commitments. The Company has committed to purchase slot machines from a manufacturer for an aggregate purchase price of approximately $2.7 million. The Company previously made down payments of approximately $320,000 and $471,000 for such machines, and will pay the balance of approximately $1.85 million in 24 equal monthly installments. In addition to the foregoing, it is likely that the Company will need to purchase more machines during this fiscal year in order to implement its intended business plan. The Company believes that funds from the Preferred Stock offering and, subsequently, revenues from operations will fund its equipment purchases, although there can be no assurances in this regard. If future revenues from operations are not adequate to fund intended expansion, the Company may be required to raise additional funds from the sale of equity or debt securities, or otherwise modify its business plan.

                                     PART II

ITEM 5. OTHER INFORMATION

        The Company has hired Mr. John Sutherland to be its new Chief Executive Officer. Mr. Sutherland will commence service to the Company on May 20, 1996. Mr. Sutherland has substantial senior management experience in the gaming and slot routing operations industry. Since 1994, Mr. Sutherland has served as the General Manager of Operations for the northern Nevada region for Casino Data Systems. From 1991 to 1994, he served as the Vice President of United Gaming where, among other things, he was responsible for the largest slot machine routing operations in the United States. From 1989 to 1991, Mr. Sutherland was the Vice President of Jackpot Gaming, and from 1983 to 1989 he served as the Vice President and General Manager of Cardivan Co. Prior to that time, Mr. Sutherland held management positions with International Game Technology, Caesar's Palace, Aladdin Hotel & Casino and Binion's Horseshoe Hotel and Casino. The Company has agreed to pay Mr. Sutherland an annual salary of $150,000 and other benefits. No compensation agreements have been executed at this time. Mr. Bill Williams will continue to serve as Chairman of the Board of the Company, but will relinquish the CEO title to Mr. Sutherland.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       A.    EXHIBITS

             Exhibit No.         Description           Method of Filing
             -----------         -----------           ----------------
                 27          Financial Data Schedule    Filed herewith

       B.    REPORTS ON FORM 8-K

             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1996

                                   AMERICAS GAMING INTERNATIONAL, INC.

                                   By:      /s/ Bill R. Williams
                                        ----------------------------------
                                            Bill R. Williams
                                            Chairman of the Board and
                                            President (Chief Executive
                                            Officer)


                                   By:      /s/ Vincent Brian Balik
                                        ----------------------------------
                                            Vincent Brian Balik
                                            Vice President-Finance
                                            (Chief Financial & Accounting
                                            Officer)