Form 10QSB
period 1996-06-30
AMERICAS GAMING INTERNATIONAL INC
filed 1996-08-19
CIK 818475

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

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
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                            Number of Shares Outstanding
           -----                            ----------------------------
Common Stock, Par Value $.001                        8,098,677



Transitional Small Business Disclosure Format (Check One):
[ ] Yes  [X] No

                                      INDEX

              AMERICAS GAMING INTERNATIONAL, INC. AND SUBSIDIARIES



                                                                            Page

PART I.       FINANCIAL INFORMATION

         ITEM 1.   Financial Statements:

                   Consolidated Balance Sheet - June 30, 1996
                   (Unaudited) and December 31, 1995.....................     3

                   Consolidated Income Statement - June 30, 1996
                   (Unaudited) and December 31, 1995.....................     4

                   Consolidated Statement of Cash Flows - Six
                   Months Ended June 30, 1996 and June 30, 1995
                   (Unaudited)...........................................     5

                   Notes to Financial Statements.........................     6

         ITEM 2.   Plan of Operations....................................     9


PART II.      OTHER INFORMATION

         ITEM 5.   Other Information.....................................    12

         ITEM 6.   Exhibits and Reports on Form 8-K......................    12

SIGNATURES ..............................................................    13

                       AMERICAS GAMING INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                           ASSETS
                                                                 ------------------------------
                                                                  June 30,         December 31,
                                                                    1996               1995
                                                                 ----------        ------------
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS ................................       $ 1,817,505        $  308,036
RESTRICTED CASH ..........................................           500,000
ACCOUNTS RECEIVABLE ......................................            46,980
DUE FROM SUPPLIER ........................................                             540,000
INVENTORY ................................................           124,407           108,435
PREPAID EXPENSES .........................................           240,000            19,901
EQUIPMENT DEPOSITS .......................................           394,262
DEBT ISSUE COSTS .........................................                             126,562
GAMING LICENSE AGREEMENT;
    CURRENT PORTION ......................................            36,036            36,036
                                                                 -----------        ----------
      TOTAL CURRENT ASSETS ...............................         3,159,190         1,138,970
DEFERRED UNDERWRITING COSTS ..............................            95,216            60,152
DEFERRED FUTURE PROJECT COSTS ............................         1,025,867
PROPERTY AND EQUIPMENT ...................................         3,040,960           722,791
GAMING LICENSE AGREEMENT .................................           942,943           960,961
INVESTMENT IN SAGI .......................................            90,000
DEFERRED ASSETS ..........................................            25,000
                                                                 -----------        ----------
      TOTAL ASSETS .......................................       $ 8,379,176        $2,882,874
                                                                 ===========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE .........................................       $   673,118        $  104,800
ACCRUED INTEREST .........................................                              17,098
ACCRUED LIABILITIES:
  NOTES PAYABLE AND ACCRUED
    INTEREST; RELATED PARTY ..............................                             807,225
  NOTES PAYABLE-CURRENT PORTION ..........................           514,882
  STOCK SUBSCRIPTION PAYABLE .............................                             168,750
                                                                 -----------        ----------
      TOTAL CURRENT LIABILITIES ..........................         1,188,000         1,097,873
NOTES PAYABLE ............................................           458,325         2,000,000
STOCKHOLDERS' EQUITY:
  COMMON STOCK $.001 PAR VALUE:
   25,000,000 SHARES AUTHORIZED;
   7,948,677, AND 5,375,000
   SHARES ISSUED AND OUTSTANDING
   AT JUNE 30, 1996 AND
   DECEMBER 31, 1995 .....................................             7,899             5,375
PREFERRED STOCK: $.001 PAR VALUE
  5,000,000 SHARES AUTHORIZED;
  515,000 SHARES ISSUED AND
  OUTSTANDING AT JUNE 30, 1996 ...........................               515
ADDITIONAL PAID IN CAPITAL ...............................         8,085,829             7,307
ACCUMULATED DEFICIT ......................................        (1,361,392)         (227,681)
                                                                 -----------        ----------
                                                                   6,732,851          (214,999)
    TOTAL LIABILITIES AND
    STOCKHOLDERS EQUITY ..................................       $ 8,379,176        $2,882,874
                                                                 ===========        ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       AMERICAS GAMING INTERNATIONAL, INC.
                          CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)

                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                          JUNE 30,                          JUNE 30,
                                 --------------------------        ------------------------
                                    1996             1995              1996           1995
                                 ----------        --------        -----------        -----
REVENUES:
  GAMING REVENUE .........       $  118,823        $      0        $   170,562        $   0
                                 ----------        --------        -----------        -----
                                 $  118,823               0            170,562            0

OPERATING EXPENSES .......          111,187                            166,919            0

GENERAL AND ADMINISTRATIVE
  EXPENSES ...............          452,639               0            992,998            0
   OPERATING INCOME
   (LOSS) ................         (445,003)              0           (989,355)           0

OTHER INCOME AND EXPENSES:

INTEREST AND
DIVIDEND INCOME ..........            1,271               0              1,271            0
INTEREST EXPENSE .........          (57,629)                          (145,321)
OTHER EXPENSES ...........             (306)                              (306)
                                 ----------        --------        -----------        -----
                                    (56,664)              0           (144,356)           0
NET LOSS .................      $  (501,667)      $       0        $(1,133,711)           0

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING ..............        7,424,969                          6,705,166            0

NET INCOME (LOSS)
PER COMMON SHARE .........      $    (0.07)       $   (0.00)       $     (0.17)       $0.00


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                                         1996              1995
                                                                                      -----------        ----------
CASH FLOWS PROVIDED BY (USED IN
   OPERATING ACTIVITIES

   Net income (loss) ..........................................................       $(1,133,711)       $ (227,681)
                                                                                      -----------        ----------
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Amortization & Depreciation ..............................................           221,947            45,191
     Non-cash expense incurred associated with
      issuance of stock .......................................................           134,375
   (Increase) decrease in assets:
     Increase in restricted funds .............................................          (500,000)
     Accounts receivable ......................................................           (46,980)
     Inventory ................................................................           (15,972)         (108,435)
     Due from supplier ........................................................           540,000          (540,000)
     Prepaid expenses .........................................................          (240,000)          (19,901)
     Equipment deposits .......................................................          (374,361)
     Deferred underwriting costs preferred stock ..............................           (35,064)          (60,152)
     Accounts receivable ......................................................           (46,980)
     Deferred assets ..........................................................           (25,000)
   Increase (decrease) in liabilities:
     Accounts payable .........................................................           568,318           104,800
     Accrued interest .........................................................           140,879            24,323
                                                                                      -----------        ----------
        Total adjustments .....................................................           321,162          (554,174)
                                                                                      -----------        ----------
Net cash provided by (used in) operating activities............................          (812,549)         (781,855)

Cash flows from investing activities:
   Acquisition of equipment ...................................................        (2,395,536)         (722,791)
   Investment in partnership ..................................................           (90,000)
   Investment in future projects ..............................................        (1,025,867)
                                                                                      -----------        ----------
     Net cash used in investing activities ....................................        (3,511,403)         (722,791)

Cash flows from financing activities:
   Net proceeds from sale of stock ............................................         4,597,117
   Net proceeds from issuing short term debt ..................................         1,685,500         2,000,000
   Principal payments on debt .................................................        (1,549,176)         (200,000)
   Financing of equipment purchased ...........................................         1,099,980
   Proceeds from sale of stock in connection with
     reverse merger ...........................................................                              12,682
                                                                                      -----------        ----------
Net cash provided by (used in) financing
  activities ..................................................................         5,833,421         1,812,682
                                                                                      -----------        ----------
Net increase (decrease) in cash and cash equivalents ..........................         1,509,469           308,036
Cash and cash equivalents beginning of period .................................           308,036                 0
                                                                                      -----------        ----------
Cash and cash equivalents end of period .......................................       $ 1,817,505        $  308,036
                                                                                      ===========        ==========

                       AMERICAS GAMING INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


NOTE A:  Basis to Presentation and Summary of Significant Accounting Policies

         Fair Presentation - The balance sheet as of June 30, 1996, the statement of operations for the six months ended June 30, 1996, and the statement of cash flows for the six months ended June 30, 1996 and, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at June 30, 1996 have been made.

         The financial statements as of December 31, 1995 have been derived from audited financial statements.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 1995 and the year then ended.

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

         In accordance with Financial Accounting Standards No. 121 ("SEAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company believes that expected future cash flows to be generated by the Company's long lived assets are sufficient to recover the net carrying amount of these assets.

                       AMERICAS GAMING INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


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

NOTE B:  Notes Payable

         On November 28, 1995 the Company borrowed $2,000,000 at 12.68% annual interest (Bridge Financing) from various Lenders. The loan is evidenced by Promissory Notes and secured by all of the Company's assets. The notes matured on June 30, 1996. The Lenders agreed to convert the debt to equity by accepting 1,300,000 shares of common stock in payment for the obligation. Accordingly, the notes payable are classified as noncurrent liabilities in the accompanying balance sheet.

         During January, 1996 the Company borrowed an additional $1,075,000 at 12.68% annual interest (Bridge Financing) from various Lenders. As of March 29, 1996, $2,275,000 of this debt, plus accrued interest was converted to equity. The balance of this debt was converted to equity by mid May 1996. Interest expense relating to the bridge financing notes amounted to $17,098 in 1995.

                       AMERICAS GAMING INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)



NOTE C:  Private Offering

         In the first quarter of 1996, the Company commenced an offering, through private placement, of a minimum of 500,000 and a maximum of 1,000,000 shares of 10% cumulative convertible preferred stock. Annual cumulative dividends of $1 per share are payable quarterly commencing July 1, 1996 on the preferred shares. The offering price was $10 per share. Each share of preferred stock is convertible at any time at the option of the holder into 3 shares of common stock. The offering was completed by mid June 1996, issuing 515,000 shares of preferred stock.

NOTE D:  Totally Owned Subsidiary

         On May 1, 1996 the company formed a wholly owned subsidiary, Americas Gaming International-Costa Rica S.A. The purpose of this company is to run slot operations in Costa Rica. Prior to May 1, 1996 the company had run the Costa Rican slot operations as a division of Americas Gaming International.

ITEM 2.  PLAN OF OPERATIONS

OPERATING PLAN

         The Company was originally incorporated in 1986, and reincorporated in Delaware in 1993. The Company changed its name to Americas Gaming International, Inc. on November 22, 1995 in connection with a merger (the "Merger") with BWC Holding, Inc. ("BWC"). As a result of the Merger, the Company obtained its existing business operations. Prior to the Merger, the Company had been inactive for several years, and had no revenues from operations during 1995 or 1994. In response to comments from the Securities and Exchange Commission, the Company has accounted for the Merger as a reverse acquisition of the Company's predecessor, Oxford Capital Corporation ("Oxford"), by BWC. Consequently, the Company has revised its historical financial statements to reflect that BWC, rather than Oxford, was its predecessor. Because BWC was recently formed prior to the Merger, the Company's 1995 operating results present no activity, rather than the limited operating results of Oxford previously presented. In addition, as a result of the restatement, the value of the Gaming License Agreements carried on the Company's balance sheet has been written down from approximately $2.3 million to $1 million, less adjustments for depreciation.

         Following the Merger, the Company has been implementing its gaming operations in Costa Rica, Peru and Namibia, and exploring relationships and operating potential in other emerging gaming markets. The Company's recent and present activities include raising capital, acquiring operating assets, recruiting and training personnel and exploring and developing markets. The Company's business is in an early stage of operation and has generated insignificant revenues since the Merger. The Company's Costa Rican gaming operations generated revenues of only $118,823 for the quarter ended June 30, 1996. The revenues were less than expected due to the government's shutdown of a large casino that the Company was servicing and delays in government approvals for other casinos. In addition, the Company believes that its slot machines in Costa Rica have not received optimal play because the token denomination accepted by the machines (50 Colones, which is approximately $.25) is perceived as too expensive by many casino patrons. The Company is modifying its machines to provide multiple plays on one token and/or bill validators that achieve the same result. There can be no assurance that these changes will lead to improved play and revenues in Costa Rica.

         The Company has entered into an agreement to install up to 500 machines at a casino in Lima, Peru. As of August 15, 1996, the Company had installed approximately 200 gaming machines in such casino, and expects to install approximately 100 more machines in Lima during the remainder of 1996, although there can be no assurances in this regard. In addition, the Company's African joint venture, Safika Americas Gaming International ("SAGI"), has installed 54 machines in non-casino locations in Namibia. SAGI expects to install more machines in Namibia prior to 1997. SAGI also has been awarded the right to install and operate a charitable Keno Lottery in Namibia, and is commencing production on that project. The Company has incurred operating losses from its recent activities, and believes it will be several more months before revenues from operations are able to fund its operating costs.

         During the remainder of 1996, the Company intends to (1) expand its operations in Costa Rica, Peru and Namibia by installing additional machines and, if possible, obtaining agreements to perform route operations for additional casinos, (2) implement route operations in Antigua, West Indies, (3) build relationships and infrastructure in South Africa and Mexico in anticipation of adoption of new gaming statutes in those jurisdictions, (4) hire, train and implement a service force to conduct its route operations in various locales, (5) develop a sales and marketing force to promote the Company's business, (6) explore opportunities in additional emerging gaming markets, and (7) raise funds through debt and equity offerings to finance its activities. Implementation of the Company's business plan will require substantial capital. Expansion of the Company's operations into other locales may substantially increase the Company's capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

         Results of Operations for the Quarter Ended June 30, 1996. At June 30, 1996 the Company had cash and cash equivalents of approximately $1,817,505. The Company's principal sources of funds have been approximately $3,575,000 of loan proceeds from private placements of debt instruments in December 1995, January 1996 and April 1996 (See "-- Bridge Financing" below) and a private placement of preferred stock that raised gross proceeds of $5,150,000 (see "Preferred Stock Offering" below). For the quarter ended June 30, 1996, the Company generated gaming revenues of $118,823. For the quarter, the Company incurred operating expenses of $111,187 and general and administrative expenses of $452,639. As a result, the Company incurred a net loss of $501,667 (or $.07 per share) for the quarter. The loss was incurred in connection with the start-up of the Company's gaming operations, including the funding of substantial equipment purchases and the acquisition and development of other resources, including personnel, in various locales. The Company expects to incur significant increases in salaries as it hires additional employees. In addition, the Company expects to continue to incur significant capital expenditures relating to the acquisition and implementation of gaming equipment, leasing of additional operation facilities and other start-up expenditures.

         Bridge Financing. In December 1995, January 1996 and April 1996, in order to obtain capital to acquire the gaming equipment required to fulfill its routing obligations, the Company completed three rounds of bridge financing (the "Bridge Financing") generating aggregate gross proceeds of $3,575,000. In the first and second quarters of 1996, all but one of the lenders in the Bridge Financing agreed to convert their notes representing $3,075,000 into shares of the Company's Common Stock at conversion prices ranging from $1.25 to $2.00 per share. As a result of these debt conversions, the Company eliminated its repayment obligations for the Bridge Notes, but further diluted the interest of existing stockholders, including management.

         The Company has used substantially all of the Bridge Financing proceeds to acquire revenue equipment and to fund operating and general and administrative expenses.

         Preferred Stock Offering. In June 1996, the Company completed a private placement of shares of 10% Cumulative Convertible Preferred Stock the "Preferred Stock". The Preferred Stock was offered to accredited investors only, and was marketed in certain domestic states and in foreign jurisdictions. The Company sold 515,000 shares of Preferred Stock, raising gross proceeds of $5,150,000. Annual cumulative dividends of $1.00 per share are paid quarterly in arrears. Proceeds from the offering sufficient to pay dividends on the Preferred Stock for four quarters following the issuance of the shares were placed in an escrow with a financial institution. The shares of Preferred Stock are not redeemable for twelve (12) months from the Closing; thereafter they may be redeemed for cash or Common Stock at the option of the Company for $10.00 per share plus accrued and unpaid dividends as of the redemption date. Holders of shares of Preferred Stock are entitled to piggyback registration rights for the underlying shares of Common Stock into which the Preferred Stock is convertible. The Preferred Stock has a liquidation preference over the Common Stock equal to $10.00 plus accrued and unpaid dividends.

         Capital Commitments. The Company has committed to purchase slot machines from a manufacturer for an aggregate purchase price of approximately $2.7 million. The Company previously made down payments of approximately $320,000 and $471,000 for such machines, and is paying the balance of approximately $1.85 million in 24 equal monthly installments. In addition to the foregoing, it is likely that the Company will need to purchase more machines during this fiscal year in order to implement its intended business plan.

         The Company recently acquired four proprietary games. The Company hopes that the acquisition of these games will reduce its dependence on third party manufacturers for similar types of equipment, allow it to offer a greater variety of machines to its clientele, and permit it to produce some of its own equipment at greatly reduced costs. The games consist of a multi-action touch screen game, a one-, three- and five-seat electronic blackjack game, a multi-participant poker game similar to Caribbean Stud, and a ten-player roulette keno game. The roulette keno game was purchased for $200,000, plus an additional $100,000 to be paid upon Class 3 gaming approval of the roulette keno game. The blackjack and poker games were purchased for 150,000 shares of Common Stock and a future royalty of five percent (5%) of the retail sales price of each game sold. The Company also advanced the seller $25,000 against future sales commissions. The games are in varying stages of completion, and the Company may incur significant expenses to complete their development and obtain requisite or desired gaming approval classifications.

         The Company believes it will need to raise additional funds in order to satisfy its intended expansion plans in Africa and Latin America. The Company is hopeful that, in 1997, revenues from operations will fund its future equipment purchases, although there can be no assurances in this regard. If future revenues from operations are not adequate to fund intended expansion, the Company may be required to raise additional funds from the sale of equity or debt securities, or otherwise modify its business plan.

                                     PART II


ITEM 5.  OTHER INFORMATION

         None.


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

Dated: August 19, 1996

                                        AMERICAS GAMING INTERNATIONAL, INC.



                                        By:  /s/ John Sutherland
                                             -----------------------------------
                                             John Sutherland
                                             President (Chief Executive Officer)



                                        By:  /s/ Vincent Brian Balik
                                             -----------------------------------
                                             Vincent Brian Balik
                                             Vice President-Finance
                                             (Chief Financial & Accounting
                                             Officer)