Form 10QSB/A
period 1996-03-31
AMERICAS GAMING INTERNATIONAL INC
filed 1996-09-11
CIK 818475

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________.

                        Commission File Number: 000-20919

                     AMERICAS GAMING INTERNATIONAL, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          DELAWARE                                              06-1189563
- -------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

690 South Rock Boulevard, Reno, Nevada                            89502
- ----------------------------------------                        ----------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code: 702-856-4005
                                                   -------------

         The undersigned registrant hereby amends: (1) Item 1 - Financial Statements, (2) Item 2 - Plan of Operation, and (3) Item 6 - Exhibits and Reports on Form 8-K - Exhibit 27, of its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1996, in their entirety to read as follows:

                       AMERICAS GAMING INTERNATIONAL, INC.
                                  BALANCE SHEET


                                                   ASSETS
                                        -------------------------------
                                          March 31,        December 31,
                                           1996                1995
                                        (Unaudited)
                                        -----------        ------------
CURRENT ASSETS:

CASH AND CASH EQUIVALENTS               $   24,644          $  308,036
ACCOUNTS RECEIVABLE                         20,053                  --
DUE FROM SUPPLIER                               --             540,000
INVENTORY                                  119,252             108,435
PREPAID EXPENSES                            31,104              19,901
DEBT ISSUE COSTS                                --             126,562
GAMING LICENSE AGREEMENT;
  CURRENT PORTION                           36,036              36,036
                                        ----------          ----------

    TOTAL CURRENT ASSETS                   231,089           1,138,970

DEFERRED UNDERWRITING COSTS                165,237              60,152
DEFERRED FUTURE PROJECT COSTS               69,429                  --
PROPERTY AND EQUIPMENT                   2,469,709             722,791
GAMING LICENSE AGREEMENT                   951,952             960,961
INVESTMENT IN SAGI                          45,000                  --
                                        ----------          ----------

    TOTAL ASSETS                        $3,932,416          $2,882,874
                                        ==========          ==========

                                LIABILITIES AND
                             STOCKHOLDERS' EQUITY

                                                March 31,           December 31,
                                                  1996                 1995
                                               (Unaudited)
                                               -----------          -----------
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                              $  170,697           $  104,800
  ACCRUED INTEREST                                  59,730               17,098
  ACCRUED LIABILITIES                               18,642                   --
  NOTES PAYABLE AND ACCRUED
    INTEREST; RELATED PARTY                          7,225              807,225
  NOTES PAYABLE-CURRENT PORTION                    549,990                   --
  STOCK SUBSCRIPTION PAYABLE                            --              168,750
                                                ----------           ----------

    TOTAL CURRENT LIABILITIES                      806,284            1,097,873
                                                ----------           ----------

  NOTES PAYABLE                                  2,349,990            2,000,000
                                                ----------           ----------
  STOCKHOLDERS' EQUITY:
    COMMON STOCK $.001 PAR
    VALUE: 25,000,000 SHARES
    AUTHORIZED; 6,961,559, AND
    5,375,000 SHARES ISSUED
    AND OUTSTANDING AT
    MARCH 31, 1996 AND
    DECEMBER 31, 1995                                6,962                5,375

    PREFERRED STOCK: 5,000,000
    SHARES AUTHORIZED BUT
    UNISSUED AT MARCH 31, 1996                          --                   --

ADDITIONAL PAID IN CAPITAL                       1,628,905                7,307

ACCUMULATED DEFICIT                               (859,725)            (227,681)
                                                ----------           ----------

                                                   776,142              214,999
                                                ----------           ----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS EQUITY                         $3,932,416           $2,882,874
                                                ==========           ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      AMERICAS GAMING INTERNATIONAL, INC.
                               INCOME STATEMENT

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                               -----------------------------
                                                    1996               1995
                                                    ----               ----
                                                (Unaudited)
REVENUES:

  GAMING REVENUE                               $    51,739              $--
                                                ----------              ---

                                                    51,739               --
                                                ----------              ---

OPERATING EXPENSES                                  55,732               --
GENERAL AND ADMINISTRATIVE
  EXPENSES                                         540,359                0
                                                ----------              ---
                                                   596,091                0
                                                ----------              ---
               OPERATING INCOME (LOSS)            (544,352)
OTHER INCOME AND EXPENSES:
  INTEREST AND DIVIDEND INCOME                          --                0
  INTEREST EXPENSE                                 (87,692)              --
  (LOSS) ON INVESTMENT IN
    MARKETABLE EQUITY SECURITIES                        --                0
                                                ----------              ---
                                                   (87,692)               0
                                                ==========              ===

               NET LOSS                           (632,044)               0
                                                ==========              ===
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        5,985,364
NET INCOME (LOSS)                               ----------              ---
PER COMMON SHARE                                $    (0.11)             $--
                                                ==========              ===

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       AMERICAS GAMING INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 and 1996
                                   (UNAUDITED)

                                                   1996            1995
                                                   ----            ----
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
  Net income (loss)                             $(632,044)         $ 0
                                                ---------          ---
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:

    Amortization & Depreciation                   173,746           --

    Non-cash expense incurred
    associated with issuance of
    stock                                         134,375           --

    Loss on sale of
    marketable securities                              --            0

Provision for loss on market decline
of securities                                          --            0

Proceeds from sale of securities                       --            0

(Increase) decrease in assets:

  Inventory                                       (10,817)          --
  Due from supplier                               540,000           --
  Prepaid expenses                                (11,203)          --
  Deferred underwriting costs                    (105,085)          --
  Accounts receivable                             (20,052)          --

Increase (decrease) in liabilities:

  Accounts payable                                 65,896           --
  Accrued interest                                 87,692           --
  Accrued liabilities                              18,641           --
                                                ---------          ---
      Total adjustments                           873,193            0
                                                ---------          ---
Net cash provided by (used in)
operating activities                              241,149            0
                                                ---------          ---

                                                 1996             1995
                                                 ----             ----
Cash flows from investing activities:

  Acquisition of equipment                      (1,785,093)         --
  Investment in partnership                        (45,000)         --
  Investment in future projects                    (69,428)         --
                                               -----------          --
     Net cash used in investing
     activities                                 (1,899,521)         --
                                               -----------          --
Cash flows from financing activities:

  Net proceeds from sale of stock                       --           0
  Net proceeds from issuing short
    term debt                                    1,075,000          --
  Principle payments on debt                      (800,000)         --
  Financing of equipment purchased               1,099,980          --
                                               -----------          --
Net cash provided by (used in)
financing activities                             1,374,980           0
                                               -----------          --
Net increase (decrease) in cash and
cash equivalents                                  (283,392)          0

Cash and cash equivalents beginning
of period                                          308,036           0
                                               -----------          --
Cash and cash equivalents end of period
                                               $    24,644          $0
                                               ===========          ==

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

         Gaming License Agreements - The cost of obtaining (a) the Casino-Hotel License Agreements, and (b) the thirty year Costa Rican Gaming License are being amortized on a straight line basis over 27-3/4 years (Remainder of Gaming License Term).

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

                       Americas Gaming International, Inc.
                          Notes to Financial Statements
                                 March 31, 1996
                                   (Unaudited)

NOTE B: Notes Payable

         On November 28, 1995 the Company borrowed $2,000,000 at 12.68% annual interest (Bridge Financing) from various lenders. The loan is evidenced by Promissory Notes and secured by all of the Company's assets. The notes matured on March 31, 1996. Interest expense relating to the bridge financing notes amounted to $17,098 in 1995 and $87,692 in the first quarter of 1996. During January 1996 the Company borrowed an additional $1,075,000 at 12.68% annual interest (Bridge Financing) from various lenders. As of March 29, 1996, $1,275,000 of this combined debt, plus accrued interest, was converted to equity. The offer remains open for the remaining debt to convert to equity pending formal legal procedure. Accordingly, the notes payable are classified as noncurrent liabilities in the accompanying balance sheet.

         During March 1996, the Company entered into an agreement to purchase slot machines with the manufacturer agreeing to finance a portion of the purchase price in the amount of $1,099,980. The terms of the agreement called for 24 equal payments of $45,832.50 plus interest at the rate of 1.25% per month.

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

ITEM 2. PLAN OF OPERATIONS

OPERATING PLAN

               The Company (f/k/a Oxford Capital Corp.) commenced its present operations when it merged with B.W.C. Holding, Inc., a Nevada corporation ("BWC"), on November 22, 1995 (the "Merger"). The Company changed its name from Oxford Capital Corp. to Americas Gaming International, Inc. in connection with the Merger. Prior to the Merger, the Company had been inactive for several years, and had no revenues from operations during 1995 or 1994. The Company acquired 100% of the outstanding common stock of BWC. Because the Company was the surviving legal entity in the Merger, the Company previously used the historical financial and operating results of Oxford Capital Corp. to prepare the financial statements and information included in the initial filing of this report. At the recommendation of the Securities and Exchange Commission, the Company now has accounted for the Merger as a "reverse acquisition" of the Company by BWC. Accordingly, the historical financial and operating results of BWC have been used to prepare the financial information and statements of the Company included in this amendment to the report. BWC was formed on May 23, 1995, and had no active operations prior to the Merger. The most significant change resulting from the accounting of the Merger as a "reverse acquisition" is the reduction of the value of the Gaming License Agreement on the Company's Balance Sheet from $2,257,508 in the initial filing of this report to $951,952 in this amendment to the report, and the corresponding reduction in total assets and total stockholder's equity.

               Following the Merger, the Company has been implementing its gaming operations in Costa Rica and Peru, and exploring relationships and operating potential in other emerging gaming markets. The Company's recent and present activities include raising capital, acquiring operating assets, recruiting and training personnel and exploring and developing markets. The Company's business is in an early stage of operation and has generated insignificant revenues since the Merger. The Company's Costa Rican gaming operations generated revenues of only $51,739 for the quarter ended March 31, 1996. The revenues were less than expected due to the government's shutdown of a large casino that the Company was servicing and delays in government approvals for other casinos. The Company has entered into an agreement to install gaming machines in a casino in Lima, Peru, and expects to install approximately 200 machines in Lima during the second quarter of 1996 and more during the remainder of the year, although there can be no assurances in this regard. The Company has incurred operating losses from its recent activities, and believes it will be many more months before revenues from operations are able to fund its operating costs.
               During 1996, the Company intends to (1) expand its operations in Costa Rica by installing additional machines and, if possible, obtaining agreements to perform route operations for additional casinos, (2) implement route operations in Lima, Peru, (3) build relationships and infrastructure in South Africa and Mexico in anticipation of adoption of new gaming statutes in those jurisdictions, (4) hire, train and implement a service force to conduct its route operations in various locales, (5) develop a sales and marketing force to promote the Company's business, (6) explore opportunities in additional emerging gaming markets, (7) raise funds through debt and equity offerings and, if available, borrowings, to finance its activities, and (8) attempt to attract additional experienced management personnel to implement its business plan. Implementation of the Company's business plan will require substantial capital. Expansion of the Company's operations into other locales may substantially increase the Company's capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

               RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1996. At March 31, 1996 the Company had cash and cash equivalents of approximately $24,644. The Company's principal source of funds have been approximately $3,575,000 of loan proceeds from private placements of debt instruments in December 1995, January 1996 and April 1996. See "--Bridge Financing" below. The Company is presently conducting a private placement of shares of Preferred Stock, as described below. For the year ended December 31, 1995, the Company did not generate any revenues from operations. For the quarter ended March 31, 1996, the Company generated gaming revenues of $51,739. For the quarter ended March 31, 1996, the Company incurred operating expenses of $55,732 and general and administrative expenses of $540,359. As a result, the Company incurred a net loss of $632,044 (or $0.11 per share) for the quarter. The loss was incurred in connection with the start-up of the Company's gaming operations, including debt issue costs to fund substantial equipment purchases. The Company expects to incur significant increases in salaries as it hires additional employees, including management members. In addition, the Company expects to continue to incur significant capital expenditures relating to the acquisition and implementation of gaming equipment, leasing of additional operation facilities and other start-up expenditures.
               Bridge Financing. In December 1995, January 1996 and April 1996, in order to obtain capital to acquire the gaming equipment required to fulfill its routing obligations, the Company completed three rounds of bridge financing (the "Bridge Financing"). On November 28, 1995, the Company entered into a loan agreement with Quest Capital Corporation, a British Columbia corporation ("Quest") and certain other lenders (collectively, the "Lenders") pursuant to which the Lenders loaned the Company $2,000,000. In exchange for the loan, the Company issued promissory notes in an aggregate amount of $2,000,000 to the Lenders (the "Bridge Notes"). The Bridge Notes accrue interest at the rate of 1% per month, compounded monthly, and matured on March 29, 1996. Repayment of the Bridge Notes was secured by a lien on certain of the Company's gaming devices installed in Costa Rican casinos. In addition to the Bridge Notes, the Company issued the Lenders 400,000 shares of Common Stock, and warrants to purchase an additional 200,000 shares of Common Stock at a purchase price of $2.00 per share (subject to adjustment in certain events). In connection with the loan, the Company granted the Lenders other than Quest the right to convert their Bridge Notes into shares of the Company's Common Stock at a conversion price of $1.25 per share. In March 1996, all of these Lenders agreed to exercise such conversion rights. In January 1996, the Company offered Quest the right to convert its Bridge Note into shares of Common Stock at a conversion price of $2.00 per share. In April, 1996, Quest evidenced its intent to exercise such right and receive shares of Common Stock in exchange for its $1,000,000 Bridge Note. As a result of these debt conversions, the Company eliminated its repayment obligations for the Bridge Notes, but further diluted the interest of existing stockholders, including management.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A. EXHIBITS

        Exhibit No.                   Description              Method of Filing
        -----------                   -----------              ----------------
             27                 Financial Data Schedule         Filed Herewith

      B. REPORTS ON FORM 8-K

         None.
                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 6, 1996

                                   AMERICAS GAMING INTERNATIONAL, INC.

                                   By:           /s/ John Sutherland
                                      ----------------------------------------
                                                 John Sutherland
                                                 President & Chief Executive
                                                 Officer

                                   By:           /s/ Vincent Brian Balik
                                      ----------------------------------------
                                                 Vincent Brian Balik
                                                 Vice President-Finance
                                                 (Chief Financial & Accounting
                                                 Officer)