Form 10QSB
period 1996-09-30
AMERICAS GAMING INTERNATIONAL INC
filed 1996-11-14
CIK 818475

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________.

                       Commission File Number: 33-15540-B

                       AMERICAS GAMING INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                        06-1189563
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


6490 South McCarran Blvd., Reno, Nevada                        89509
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code: 702-826-3334


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                            No. of Shares Outstanding
            -----                            -------------------------
Common Stock, Par Value $.001                         8,398,677
-----------------------------                         ---------


Transitional Small Business Disclosure Format (Check One):
[ ] Yes  [X] No

                                      INDEX

              AMERICAS GAMING INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

      ITEM 1.     Financial Statements

                  Consolidated Balance Sheet -
                  September 30, 1996 (Unaudited)
                  and December 31, 1995....................................  3

                  Consolidated Income Statement -
                  Three Months and Nine Months Ended
                  September 30, 1996 (Unaudited) and 1995..................  5

                  Consolidated Statement of Cash Flows -
                  Nine Months Ended September 30, 1996
                  and 1995 (Unaudited).....................................  6

                  Notes to Financial Statements............................  8

      ITEM 2.     Plan of Operations....................................... 11


PART II.    OTHER INFORMATION

      ITEM 5.     Other Information........................................ 15

      ITEM 6.     Exhibits and Reports on Form 8-K......................... 15

SIGNATURES ................................................................ 16

                       AMERICAS GAMING INTERNATIONAL, INC.


                           CONSOLIDATED BALANCE SHEET






                                               ASSETS

                                   -----------------------------
                                   September 30,    December 31,
                                       1996             1995
                                   (Unaudited)
                                   -------------    ------------
CURRENT ASSETS:

  CASH AND CASH EQUIVALENTS         $   14,792       $  308,036
  RESTRICTED CASH                      445,242               --
  ACCOUNTS RECEIVABLE                   60,130               --
  DUE FROM SUPPLIER                         --          540,000
  INVENTORY                            156,197          108,435
  PREPAID EXPENSES                     218,855           19,901
  EQUIPMENT DEPOSITS                   564,052               --
  DEBT ISSUE COSTS                          --          126,562
  GAMING LICENSE AGREEMENT;
    CURRENT PORTION                     36,036           36,036
                                    ----------       ----------
      TOTAL CURRENT ASSETS          $1,495,304       $1,138,970

  DEFERRED UNDERWRITING COSTS           84,103           60,152
  DEFERRED PREOPENING COSTS            100,352               --
  PROPERTY AND EQUIPMENT             4,205,744          722,791
  GAMING LICENSE AGREEMENT             933,934          960,961
  INVESTMENT IN SAGI                 1,339,014               --
  INVESTMENT IN EQUIPMENT
    COMPANY                                150               --
  DEFERRED ASSETS                       25,000               --
                                    ----------       ----------
      TOTAL ASSETS                  $8,183,601       $2,882,874
                                    ==========       ==========

                       AMERICAS GAMING INTERNATIONAL, INC.


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY



                                     September 30,      December 31,
                                         1996               1995
                                     -------------      ------------
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                    $   522,079        $   104,800
  ACCRUED INTEREST                             --             17,098
  ACCRUED LIABILITIES                       2,444                 --
  NOTES PAYABLE AND ACCRUED
    INTEREST; RELATED PARTY                    --            807,225
  NOTES PAYABLE-CURRENT PORTION           998,498                 --
  STOCK SUBSCRIPTION PAYABLE                   --            168,750
                                      -----------        -----------
    TOTAL CURRENT LIABILITIES           1,523,021          1,097,873
                                      -----------        -----------
  NOTES PAYABLE                           584,745          2,000,000
                                      -----------        -----------
  STOCKHOLDERS' EQUITY:

    COMMON STOCK $.001 PAR
    VALUE: 25,000,000 SHARES
    AUTHORIZED; 8,098,667, AND
    5,375,000 SHARES ISSUED
    AND OUTSTANDING AT
    SEPTEMBER 30, 1996 AND
    DECEMBER 31, 1995                       8,099              5,375

    PREFERRED STOCK: 5,000,000
    SHARES AUTHORIZED; 515,000
   SHARES ISSUED AT
    SEPTEMBER 30, 1996                        515                 --

ADDITIONAL PAID IN CAPITAL              8,044,614              7,307

ACCUMULATED DEFICIT                    (1,915,132)          (227,681)

PREFERRED STOCK DIVIDENDS                 (62,261)                --
                                      -----------        -----------
                                        6,075,835           (214,999)
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY              $ 8,183,601        $ 2,882,874
                                      ===========        ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       AMERICAS GAMING INTERNATIONAL, INC.
                          CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)

                                 THREE MONTHS                  NINE MONTHS ENDED
                                     ENDED                        SEPTEMBER 30,
                                 SEPTEMBER 30,               ----------------------
                         ----------------------------
                             1996             1995               1996          1995
                         -----------        ---------        -----------       ----
REVENUES:
GAMING REVENUE           $   145,194        $       0        $   315,756        $0
                         -----------        ---------        -----------        --
OPERATING EXPENSES           138,453                0            305,372         0
GENERAL AND
ADMINISTRATIVE
EXPENSES                     412,420                0          1,328,051         0
  OPERATING INCOME
    (LOSS)                  (405,679)               0         (1,317,667)        0
                         -----------        ---------        -----------        --
OTHER INCOME AND
EXPENSES:
INCOME FROM
PARTNERSHIP                    4,360                0              4,360         0
INTEREST AND
DIVIDEND INCOME               19,778                0             21,049         0
INTEREST EXPENSE             (35,804)               0           (181,125)        0
DEPRECIATION                (138,091)               0           (215,458)        0
OTHER EXPENSES                 1,696                0              1,390         0
                         -----------        ---------        -----------        --
                            (148,061)               0           (369,784)        0
                         -----------        ---------        -----------        --
NET LOSS                 $  (553,740)       $       0        $(1,687,451)       $0
                         ===========        =========        ===========        ==
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING         8,056,286                0          7,258,977         0
NET INCOME (LOSS)
PER COMMON SHARE               (0.07)               0              (0.23)        0
                         ===========        =========        ===========        ==

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       AMERICAS GAMING INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)


                                                 1996          1995
                                             -----------       ----
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:

  Net income (loss)                          $(1,687,451)       $0
                                             -----------        --
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:

    Amortization & Depreciation                  411,741         0

    Non-cash expense incurred
     associated with issuance of
     stock                                       134,375         0
    Partnership income recorded but no
    cash received                                 (4,360)        0

(Increase) decrease in assets:

  Accounts receivable                            (60,130)        0
  Inventory                                      (47,762)        0
  Due from supplier                              540,000         0
  Prepaid expenses                              (261,549)        0
  Equipment deposits                            (544,152)        0
  Deferred underwriting costs                    (23,950)        0
  Deferred preopening expenses                  (100,352)        0
  Deferred assets                                (25,000)        0

Increase (decrease) in liabilities:

  Accounts payable                               167,279         0
  Accrued interest                               (17,098)        0
  Accrued liabilities                              2,444         0
                                             -----------        --
      Total adjustments                          171,486         0
                                             -----------        --
Net cash provided by (used in)                (1,515,965)        0
 operating activities

                                                       1996          1995
                                                   -----------       ----
Cash flows from investing activities:

  Acquisition of equipment                          (1,557,942)        0
  Investment in SAGI                                (1,334,654)        0
                                                   -----------        --
     Net cash used in investing
      activities                                    (2,892,596)        0
                                                   -----------        --
Cash flows from financing activities:

  Net proceeds from sale of stock                    4,545,697         0
  Net proceeds from issuing short
    term debt                                        1,685,500         0
  Principal payments on debt                        (1,670,638)        0
  Increase in restricted funds net of
   preferred stock dividends paid of
  $62,261                                             (445,242)        0
  Proceeds from sale of stock in
   connection with reverse merger                            0         0
                                                   -----------        --
Net cash provided by (used in)
 financing activities                                4,115,317         0
                                                   -----------        --
Net increase (decrease) in cash and
 cash equivalents                                     (293,244)        0

Cash and cash equivalents beginning
 of period                                             308,036         0
                                                   -----------        --
Cash and cash equivalents end of
 period                                            $    14,792        $0
                                                   ===========        ==

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       AMERICAS GAMING INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE A:   The Company and Basis of Presentation

          Fair Presentation - The balance sheet as of September 30, 1996, the statement of operations for the nine months ended September 30, 1996, and the statement of cash flows for the nine months ended September 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at September 30, 1996 have been made.

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

          Property and Equipment - Property and equipment are stated at cost. Ordinary maintenance and repairs are charged to expenses as incurred. Costs that materially increase the life or value of existing assets are capitalized. Assets that have been placed in service and produce revenue are depreciated over their estimated useful lives or amortized over lease terms using the straight line method. In accordance with Financial Accounting Standards No. 121 ("SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The

                      AMERICAS GAMING INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

          Company believes that expected future cash flows to be generated by the Company's long lived assets are sufficient to recover the net carrying amount of those assets.

          Deferred Underwriting Costs - The Company has identified and deferred specific incremental costs directly attributable to a proposed offering of common stock under the Securities Act of 1993. These costs are expected to be charged against the gross proceeds of the offering.

          Debt Issue Costs - Debt issue costs consist of the (discounted) fair value of 400,000 shares of the Company's (restricted) common stock which were issued to a consortium of lenders in connection with the bridge financing which the Company entered into on November 30, 1995. The costs were amortized over a four month period ending on the maturity date of the notes, March 31, 1996.

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

NOTE B:   Notes Payable

          On November 28, 1995, the Company borrowed $2,000,000 at 12.68% annual interest (Bridge Financing) from various Lenders. The loan was evidenced by Promissory Notes and secured by all of the Company's assets. The notes matured on March 31, 1996. The Lenders agreed to convert the debt to equity by accepting 1,300,000 shares of common stock in payment for the obligation. Accordingly, the notes payable were classified as noncurrent liabilities in the accompanying balance sheet at December 31, 1995. Interest expense relating to the bridge financing notes amounted to $17,098 in 1995.

          During January 1996, the Company borrowed an additional $1,075,000 at 12.68% annual interest (Bridge Financing)

                     AMERICAS GAMING INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (UNAUDITED)

          from various Lenders. As of March 29, 1996, $2,275,000 of this debt, plus accrued interest was converted to equity. The balance of this debt was converted to equity by mid May 1996.

NOTE C:   Private Offering

          On February 29, 1996, the Company offered, through private placement, a minimum of 500,000 and a maximum of 1,000,000 shares of 10% Cumulative Convertible Preferred Stock. Annual cumulative dividends of $1 per share are payable quarterly commencing July 1, 1996. The offering price was $10 per share. Each share of preferred stock is convertible at any time at the option of the holder into 3 shares of common stock. The offering was completed by mid-June 1996, issuing 515,000 shares of preferred stock.

NOTE D:   Totally Owned Subsidiary

          On May 1, 1996 the company formed a wholly owned subsidiary, Americas Gaming International-Costa Rica S.A., the purpose of this company is to run slot operations in Costa Rica. Prior to May 1, 1996 the company had run slot operations commencing January 1996 to April 30, 1996 as a division of Americas Gaming International.

NOTE E:   Investment of SAGI

          Pursuant to an agreement dated February 21, 1996 the company entered into a joint venture with SAFIKA, a South African Corporation, for the purpose of placing slot machines in soon to be legal gaming establishments in the Union of South Africa. Under the terms of this agreement the company is responsible to advance funds, and to pay certain expenses of the joint venture. The company is to be reimbursed for these expenditures through cash flow generated by the joint venture. As of September 30, 1996 the company had advanced a total of $1,334,654.

NOTE F:   Supplemental Cash Flow Information

          During the nine month period ended September 30, 1996, the company received interest income in the amount of $19,778 and paid interest expense in the amount of $35,804. In addition the company financed the purchase of slot machines from Aristocrat Inc. incurring debt in the amount of $1,843,980.

ITEM 2.   PLAN OF OPERATIONS

OPERATING PLAN

      The Company was originally incorporated in 1986, and reincorporated in Delaware in 1993. The Company changed its name to Americas Gaming International, Inc. on November 22, 1995 in connection with a merger (the "Merger") with BWC Holding, Inc. (BWC"). As a result of the Merger, the Company obtained its existing business operations. Prior to the Merger, the Company had been inactive for several years, and had no revenues from operations during 1995 or 1994. In response to comments from the Securities and Exchange Commission, the Company has accounted for the Merger as a reverse acquisition of the Company's predecessor, Oxford Capital Corporation ("Oxford"), by BWC. Consequently, the Company revised its historical financial statements to reflect that BWC, rather than Oxford, was its predecessor. Because BWC was recently formed prior to the Merger, the Company's 1995 operating results present no activity, rather than the limited operating results of Oxford previously presented. In addition, as a result of the restatement, the value of the Gaming License Agreements carried on the Company's balance sheet was written down from approximately $2.3 million to $1 million, less adjustments for depreciation.

      Following the Merger, the Company has been implementing its gaming operations in Costa Rica, Peru and Namibia, and exploring relationships and operating potential in other emerging gaming markets. The Company's recent and present activities include raising capital, acquiring operating assets, recruiting and training personnel and exploring and developing markets. The Company's business is in an early stage of operation and has generated insignificant revenues since the Merger. The Company's Costa Rican gaming operations generated revenues of only $239,485 for the nine months ended September 30, 1996. The revenues have been less than expected due to the government's shutdown of a large casino that the Company was servicing and delays in government approvals for other casinos. In addition, the Company believes that its slot machines in Costa Rica have not received optimal play because the token denomination accepted by the machines (50 Colones, which is approximately $.25) is perceived as too expensive by many casino patrons. The Company is modifying its mix of machines in Costa Rica and intends to alter some machines to provide multiple plays on one token and/or bill validators that achieve the same result. There can be no assurance that these changes will lead to improved play and revenues in Costa Rica.

      The Company has entered into agreements to install up to 500 machines at casinos in and around Lima, Peru. As of November 11, 1996, the Company had installed approximately 217 gaming machines in 4 casinos, and expects to install approximately 283 more machines in Peru during the next six months, although there can be no assurances in this regard. In addition, the Company's African joint venture, Safika Americas Gaming International ("SAGI"), has installed 34 machines in non-casino locations in Namibia. The revenues generated by Namibian operations to date have been disappointing, and the Company presently is reevaluating its operating strategy in Africa. Due to present cash constraints, the Company may scale back its previously planned expansion on that continent and focus on markets in Latin America that are more developed and, in the opinion of management, present greater opportunity for near term revenues. The Company has shipped machines to Antigua, West Indies for implementation into a casino. However, the operator of the casino has experienced substantial delays in opening the casino and, consequently, the Company's machines are not presently in operation. In October 1996, the Company entered into an agreement to obtain an exclusive license from a Brazilian company to provide route operations in the metropolitan Sao Paulo area. The Company is presently performing due diligence investigation on this party and the market prior to closing the transaction. If the Company determines to expand into Brazil, it would require a significant capital infusion to do so.

      The Company has incurred operating losses from its recent activities, and believes it will be several more months before revenues from operations are able to fund its operating costs.

      During the remainder of 1996, the Company intends to (1) expand its operations in Latin America by installing additional machines and, if possible, obtaining agreements to perform route operations for additional casinos and locales, (2) develop a sales and marketing force to promote the Company's business, (3) explore opportunities in additional emerging gaming markets, (4) fund the start-up of production operations of AGI Equipment, Inc., the Company's wholly-owned subsidiary which produces and sells proprietary gaming equipment, and (5) raise funds through debt and equity offerings to finance its activities. Implementation of the Company's business plan will require substantial capital. Expansion of the Company's operations into other locales may substantially increase the Company's capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

      Results of Operations for the Nine Months Ended September 30, 1996. At September 30, 1996 the Company had cash and cash equivalents of approximately $14,792. The Company's present deficiency in cash and cash equivalents will require it to curtail its current business operations and growth strategies if
(i) cash flow from operations does not increase to a level adequate to fund operations and expansion, and/or (ii) the Company does not obtain additional capital from investors and/or lenders. The Company's principal source of funds have been proceeds from private placements of debt instruments in December 1995, January 1996 and April 1996 (See "--Bridge Financing" below) and a private placement of preferred stock that raised gross proceeds of $5,150,000 (see "Preferred Stock Offering" below). For the nine months ended September 30, 1996, the Company generated gaming revenues of $315,756. During such period, the Company incurred operating expenses of $305,372 and general and administrative expenses of $1,328,051. As a result, the Company incurred a net loss of $1,687,451 (or $.23 per share) for the nine-month period. The loss was incurred in connection with the start-up of the Company's gaming operations, including the funding of substantial equipment purchases and the acquisition and development of other resources, including personnel, in various locales. The Company expects to incur significant increases in salaries as it hires additional employees. In addition, the Company expects to continue to incur capital expenditures relating to the acquisition and implementation of gaming equipment, leasing of additional operation facilities and other start-up expenditures.

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

      The Company has used substantially all of the Bridge Financing proceeds to acquire revenue equipment and to fund operating and general administrative expenses.

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

      Capital Commitments. The Company has committed to purchase slot machines from a manufacturer for an aggregate purchase price of approximately $2.7 million. The Company previously made down payments of approximately $320,000 and $471,000 for such machines, and is paying the balance of approximately $1,843,980 million in 24 equal monthly installments. In addition to the foregoing, it is likely that the Company will need to purchase more machines during this fiscal year in order to implement its intended business plan.

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

      The Company has an immediate need for cash to fund its operations and meet its obligations. In addition, the Company believes it will need to raise additional funds in order to appropriately fund and implement its current operations and to satisfy its intended expansion plans in Latin America. The Company is hopeful that, in 1997, revenues from operations will fund its future equipment purchases, although there can be no assurances in this regard. If future revenues from operations are not adequate to fund intended expansion, the Company may be required to raise additional funds from the sale of equity or debt securities, or otherwise modify its business plan.

                                    PART II

ITEM 5.   OTHER INFORMATION

      On October 17, 1996, Mr. John Sutherland tendered his resignation as the President, Chief Executive Officer and Director of the Company. Mr. Sutherland was hired by the Company on May 20, 1996. The Company has agreed to pay Mr. Sutherland three months' salary and to continue certain other benefits until Mr. Sutherland obtains comparable benefits from another employer or until the expiration of three months following his resignation. The Company's Senior Vice President, Michael W. DeLeon, has agreed to assume the function of President until the Company hires a replacement for Mr. Sutherland.

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

Dated: November 13, 1996

                              AMERICAS GAMING INTERNATIONAL, INC.



                              By:   /s/ Bill R. Williams
                                  --------------------------------------------
                                    Bill R. Williams
                                    Chairman of the Board
                                    (Chief Executive Officer)



                              By:   /s/ Vincent Brian Balik
                                  --------------------------------------------
                                    Vincent Brian Balik
                                    Vice President-Finance
                                    (Chief Financial & Accounting
                                    Officer)


                                       16
9